Form 10-K
period 1993-12-31
DCS CAPITAL CORP
filed 1994-03-23
CIK 711054

SECURITIES AND EXCHANGE COMMISSION

                     Washington, DC  20549

                           FORM 10-K

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 1993  Commission file number 2-85622


                    DCS CAPITAL CORPORATION
    (Exact name of registrant as specified in its charter)


          Delaware                           38-2449183
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

     2030 WILLARD H. DOW CENTER, MIDLAND, MICHIGAN  48674
    (Address of principal executive offices)     (Zip Code)
      Registrant's telephone number, including area code:
                         517-636-1000

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on which registered:1
New York Stock Exchange

Notes:
12.375% Series B, due 1996

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days. Yes   X . No    .

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of March 10, 1994, there were 300 shares of common stock outstanding.

The registrant qualifies under General Instruction J(l)(a) and (b) of Form 10-K and is filing this Form using the reduced disclosure format described in General Instruction J(2).

                            DCS CAPITAL CORPORATION
                          ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31,1993
                               TABLE OF CONTENTS

                                     PART I

Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders Executive Officers of the Registrant
                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
        Matters
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 8. Financial Statements and Supplementary Data
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13.  Certain Relationships and Related Transactions

                            PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
*  Omitted pursuant to the provisions of General Instruction J of Form 10-K.

                            PART I

Item 1.  Business
                                The Company

DCS Capital Corporation (the "Corporation") was incorporated in November 1982 under Delaware law. The Corporation was organized to assist DCS Capital Partnership (the "Partnership") in raising funds in connection with the Partnership's contractual obligation to finance approximately 76% of the construction and start-up costs, and certain deferred costs, of an ethylene plant designed and constructed by Dow Chemical Canada Inc. near Joffre, Alberta, Canada, for Novacor Chemicals Ltd. The ethylene plant was completed in 1984 at a cost of approximately S337 million and is designed to produce
1.5 billion pounds per year of polymer grade ethylene using ethane as feedstock.

The Corporation's only business is to arrange financing for the Partnership through the issuance of debt securities to obtain funds for lending to the Partnership and to refinance prior borrowings. The interest cost charged to the Partnership is an amount that equals the interest cost incurred by the Corporation on its borrowings. In addition, the Partnership reimburses the Corporation for all its other costs. For this reason, the Corporation's revenues are always equal to its expenses.

See also Notes 1 and 2 to the financial statements included elsewhere in this Annual Report for a further discussion of the business of the Corporation and the Partnership.

Item 2.  Properties
The Corporation has no plants or other physical properties.

Item 3.  Legal Proceedings
There are no claims or other legal proceedings against the Corporation.

Item 4. Submission of Matters to a Vote of Security Holders Omitted pursuant to General Instruction J of Form 10-K.


                            PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
        Matters
The common stock of the Corporation is wholly owned by the Partnership and does not trade in any securities market. The Corporation does not pay dividends and does not intend to pay dividends in the foreseeable future.

Item 6.  Selected Financial Data
Omitted pursuant to General Instruction J of Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The Corporation's only business has been to issue debt securities and either loan the proceeds to the Partnership or use the proceeds to refinance commercial paper notes issued by the Corporation. On February 15, 1984, the Corporation issued $150,000,000 of 12.20% Series A Notes due 1994 and on October 15, 1984, issued $100,000,000 of 12.375% Series B Notes due 1996.
The proceeds of these debt issues were used to repay maturing commercial paper notes and make loans to the Partnership. During 1992, the Corporation redeemed $21,615,000 of the outstanding principal amounts of the 12.375%
Series B notes, which was funded through short-term borrowings from a Bank.
A $3,197,940 extraordinary loss on early redemption resulted from this transaction. During 1991 the Corporation redeemed all of the outstanding principal amounts of the 12.2% Series A notes, and borrowed $70,000,000 from Swiss Bank Corporation, New York. The corporation borrowed and repaid $80,000,000 under a bridge loan used to provide financing between the redemption of the Series A notes and the receipt of proceeds from the Swiss Bank Corporation note. Novacor Chemicals Ltd. continued repaying its loans from DCS Capital Partnership, which in turn made long-term debt and demand note payments to DCS Capital Corporation.

Administrative expenses decreased by approximatley $308,000 and $240,000 in 1993 and 1992, respectively, from the 1991 administrative expense due primarily to debt issuance costs on the bridge loan and Swiss Bank note.

The Corporation believes that it has ample liquidity for its business. In addition, the terms of its agreement with the Partnership and the Partnership's relationship with its general partners as described in Note 1 to the financial statements included elsewhere in this Annual Report assure that the Corporation's fixed charge coverage ratio will be maintained at 1.0.

Item 8.  Financial Statements and Supplementary Data

(a) Index to financial statements presented elsewhere in this Annual Report:

Independent Auditors' Report
Balance Sheets, December 31, 1993 and 1992
Statements of Income and Expenses for the Years Ended December 31, 1993, 1992, and 1991
Statements of Cash Flows for the Years Ended December 31, 1993, 1992 and 1991 Notes to Financial Statements

(b) Selected Quarterly Financial Data - Unaudited (in thousands):


1993                      1st Qtr    2nd Qtr    3rdQtr    4th Qtr       Year
Interest on Partnership
  advances                 $2,820     $2,855    $2,831     $2,767    $11,273

Interest expense           $2,820     $2,855    $2,831     $2,767    $11,273

1992                      1st Qtr    2nd Qtr    3rdQtr    4th Otr       Year
Interest on Partnership
  advances                 $3,827     $3,230    $2,989     $2,910    $12,956

Reimbursement for early
  debt redemption(*)       $    0     $3,198    $    0     $    0     $3,198

Interest expense           $3,827     $3,230    $2,989     $2,910    $12,956

Extraordinary loss on early
  debt redemption(*)       $    0     $3,198    $    0     $    0     $3,198

(*) See note 4 to the financial statements.
                                           2
No dividends were paid and the Corporation's common stock does not trade in any securities market.

Note - other supplementary data is omitted because it is not applicable.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no reported disagreements on any matter of accounting principles, procedures or financial disclosures in 1993 with the independent auditors.

                           PART III

Item 10.  Directors and Executive Officers of the Registrant
Omitted pursuant to the provisions of General Instruction J of Form 10-K.

Item 11.  Executive Compensation
Omitted pursuant to the provisions of General Instruction J of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management Omitted pursuant to the provisions of General Instruction J of Form 10-K.

Item 13.  Certain Relationships and Related Transactions
Omitted pursuant to the provisions of General Instruction J of Form 10-K.

                            PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

1. Financial statements and independent auditors' report: See Item 8 of this Annual Report.

2. Financial statement schedules: Schedules are omitted because of the absence of the conditions under which they are required or because the information called for is included in the financial statements.

3. Exhibits - See the Exhibit Index on page 16 of this Annual Report.

The Corporation will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired and upon receipt of payment of an amount equal to a charge of twenty-five cents for each exhibit page, with a minimum charge of two dollars per request. All requests should be addressed to the Secretary of the Corporation at the address of the Corporation's principal executive offices.

(b) Reports on Form 8-K

No reports on Form 8-K were filed for the three months ended December 31, 1993.

                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 1994.

                                        DCS CAPITAL CORPORATION

                                        By  J. P. Reinhard
                                            J. P. Reinhard, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Signatures                      Title                 Date

R. C. Bass                      Director

C. L. Williams                  Director

B. Taylorson                    Director

J. P. Reinhard                  President
                                (Principal Financial
                                Officer, Principal
                                Accounting Officer)

                 INDEPENDENT AUDITORS' REPORT

DCS Capital Corporation:

We have audited the accompanying balance sheets of DCS Capital Corporation as of December 31, 1993 and 1992, and the related statements of income and expenses, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of DCS Capital Corporation at December 31, 1993 and 1992 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

Deloitte & Touche

DELOITTE & TOUCHE
Midland, Michigan

March 7, 1994

                    DCS CAPITAL CORPORATION

                          BALANCE SHEETS


                                               December 31,
                                           1993           1992
ASSETS

CURRENT ASSETS:
Cash                                       $300           $300
Receivables from DCS Capital
  Partership Current (Note 2)        46,387,812     45,608,007
Total Current Assets                 46,388,112     45,608,307

Receivables from DCS Capital
  Partership Long-term (Note 2)      95,022,269    108,999,799
TOTAL ASSETS                       $141,410,381   $154,608,106


LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts Payable                         $3,500            $ 0
Notes Payable (Note 3)               30,388,000     29,520,000
Long-term debt due within one year
  (Note 4)                           14,000,000     14,000,000
Accrued Interest                      1,996,312      2,088,007
Total Current Liabilities            46,387,812     45,608,007

LONG-TERM DEBT (Note 4)              95,022,269    108,999,799

STOCKHOLDER'S EQUITY:
Common stock ($1 par value; authorized, issued
  and outstanding, 300 shares) (Note 1)     300            300

TOTAL LIABILITIES AND STOCKHOLDER'S
   EQUITY                           141,410,381    154,608,106

See notes to financial statements.

                    DCS CAPITAL CORPORATION

                STATEMENTS OF INCOME AND EXPENSES

                                  Year Ended       Year Ended       Year Ended
                                 December 31      December 31      December 31
                                     1993             1992             1991
INTEREST AND OTHER INCOME:
Interest earned on advances to
DCS Capital Partnership (Note 1)  11,273,404       12,955,574       17,208,990
Reimbursement for early debt
redemption                                          3,197,940
Administrative service fees from
DCS Capital Partnership              140,636          208,899          449,033
TOTAL INCOME                     $11,414,040      $16,362,413      $17,658,023

INTEREST AND OTHER EXPENSES:
Interest on short-term debt       $1,060,018         $861,240       $3,030,632
Interest on long-term debt        10,213,386       12,094,334       14,178,358
Administrative expenses (Note 5)     140,636          208,899          449,033
Total Expenses before
  extraordinary loss              11,414,040       13,164,473       17,658,023

Extraordinary loss on early
  redemption of debt (Note 4)              0        3,197,940                0
TOTAL EXPENSES                   $11,414,040      $16,362,413      $17,658,023

See notes to financial statements.

                        DCS CAPITAL CORPORATION

                        STATEMENTS OF CASH FLOWS

                                  Year Ended       Year Ended       Year Ended
                                 December 31      December 31      December 31
                                     1993             1992             1991
Net Income                       $         0      $         0      $         0

Cash Flows from Operating Activities:

 Amortization of Discount on Notes    22,470           24,245           29,567
 Decrease (Increase) in
     Accounts Receivable           (779,805)     (21,861,883)        3,143,427
 Increase (Decrease) in
     Accounts Payable                  3,500                0         (13,840)
 Decrease in Accrued Interest       (91,695)      (1,108,117)      (3,029,587)

Net Cash Provided/(Used) in
 Operations                        (845,530)     (22,945,755)          129,567

Cash Flows from Financing Activities:
  Proceeds of Bank of America
    Notes                        407,108,000      324,355,000      124,626,000
  Repayment of Bank of America
    Notes                       (406,240,000)   (301,385,000)    (131,226,000)
  Proceeds from bridge loan                0                0       80,000,000
  Repayment of bridge loan                 0                0     (80,000,000)
  Proceeds from long-term debt             0                0       70,000,000
  Repayment of long-term debt   (14,000,000)     (38,812,940)     (77,082,000)
  Discount on Notes Repaid                 0           32,228                0
  Loss on Early Redemption                 0        3,197,940                0

  Net Cash Used by Financing
   Activities                   (13,132,000)     (12,612,772)     (13,682,000)

Cash Flows from Investing Activities:
  Decrease in Long-term
    Receivables                   13,977,530       35,558,528       13,552,433

Net Change in Cash                         0                0                0
Cash at Beginning of Year                300              300              300

Cash at End of Year              $       300      $       300     $        300

See notes to financial statements.

                             DCS CAPITAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


1.   ORGANIZATION

DCS Capital Corporation (the "Corporation") is a Delaware corporation wholly owned by DCS Capital Partnership (the "Partnership"), a Delaware partnership, the general partners of which are Dofinco Inc., Prentiss Glycol Company and Scotlene, Inc. The general partners are wholly owned subsidiaries of The Dow Chemical Company ("Dow"), Union Carbide Chemicals and Plastics Company, Inc., and Shell Canada Limited, respectively. The Corporation was incorporated on November 22, 1982, and was organized to assist the Partnership in raising fund to finance approximately 76 percent of the construction and start-up costs and certain deferred costs of an ethylene plant near Joffre, Alberta, Canada for Novacor Chemicals Ltd. ("Novacor"), an unrelated party.

The Corporation's only business is to arrange financing for the Partnership through the issuance of debt securities to obtain funds for lending to the Partnership and to refinance prior borrowings. The interest cost charged to the Partnership is an amount that equals the interest cost incurred by the Corporation on its borrowings. In addition, the Partnership reimburses the Corporation for its administrative expenses as further discussed in Note 5 below. The Partnership in turn is reimbursed for its net expenses by Novacor.

2.   RECEIVABLES FROM DCS CAPITAL PARTNERSHIP

Receivables from the Partnership represent the net proceeds from the Corporation's borrowings that have been loaned to the Partnership, related accrued interest and other amounts for reimbursement of expenses. Advances and accrued interest thereon are evidenced by Partnership notes that are due at the same times and in the same amounts as principal, earned discount, interest and premium, if any, on the Corporation's borrowings. The Partnership notes bear interest at a variable interest rate based on the aggregate interest and amortization of discount on the Corporation's borrowings, which was approximately 7.87 percent at December 31, 1993 and 8.03 percent at December 31, 1992 and 9.86 at December 31, 1991. The Partnership notes are secured by certain rights of the Partnership under a Cash Deficiency Agreement among the partners and the Partnership. In addition, the performance of each partner pursuant to the Cash Deficiency Agreement has been guaranteed by each Partner's respective parent company (see Note 1). The Partnership notes are pledged as security for repayment of the Corporation's borrowings.

The summarized financial statements of the Partnership are as follows:

                                BALANCE SHEET

                                    December 31    December 31
                                        1993           1992
Assets:
Cash and Time Deposits              $       783    $     3,1921
Due from Novacor Chemicals, Ltd.:
 Note receivable                    140,512,391    153,789,153
 Accrued interest                       923,134        815,761
Investment in DCS Capital Corporation       300            300

Total                              $141,436,608   $154,608,406


Liabilities and Partners' Capital:
Accounts Payable                         25,927
Payable to DCS Capital Corporation:
 Notes and accrued interest       $ 141,410,081   $154,607,806
   Total liabilities                141,436,008    154,607,806
Partners' Capital                           600            600

Total                             $ 141,436,608   $154,608,406


               STATEMENTS OF INCOME AND EXPENSE

                                  Year Ended       Year Ended       Year Ended
                                 December 31      December 31      December 31
                                     1993             1992             1991
Interest Income:
  Interest on Time Deposits      $          0     $         0      $     8,700
  Interest on loans to Novacor
    Chemicals Company Ltd.         11,427,708      16,369,133       17,662,208

TOTAL INCOME                      $11,427,708     $16,369,133      $17,670,908


Expenses:
  Reimbursement for Loss on
    early debt redemption by
    DCS Capital Corporation       $         0     $ 3,197,940      $         0
  Interest on advances from
    DCS Capital Corporation        11,273,404      12,955,574       17,208,990
  Administrative expenses:
    Paid to DCS Capital Corp.         140,636         208,899          449,033
    Paid to others                     13,668           6,720           12,885

TOTAL EXPENSES                    $11,427,708     $16,369,133      $17,670,908

3. NOTES PAYABLE

During 1993, 1992 and 1991, the Corporation borrowed and repaid several short-term bank loans. The outstanding balances were $30,388,000, $29,520,000, and $6,550,000 at December 31, 1993, 1992 and 1991, respectively. The interest rates on outstanding loans were 3.56%, 3.75% and 5.09% at December 31, 1993, 199 and 1991, respectively. The maximum amount of short-term notes payable outstanding at any month-end during the year was $34,300,000, $36,325,000, and $82,640,000 for 1993, 1992 and 1991, respectively. The month-end average amount outstanding during the year was $29,195,200, $22,755,833, and $33,742,844 for
1993, 1992 and 1991, respectively. The weighted average interest rate during the year was 3.46%, 4.08%, and 7.01% for 1993, 1992 and 1991 respectively.

4. LONG-TERM DEBT

Long-term debt is comprised of the following:

                                   December 31     December 31
                                       1993            1992
12.375% Series B Notes, due
  in 1996                           67,085,000      67,085,000
Swiss Bank Corp., N.Y.              28,000,000      42,000,000

                                    95,085,000     109,085,000

Less unamortized debt discount        (62,731)        (85,201)

Total                              $95,022,269    $108,999,799


The notes are secured by related Partnership notes receivable which are in turn secured by the Cash Deficiency Agreement referred to in Note 2 above. The long term debt of the Corporation had a fair value of approximately $14.0 million and $8.8 million more than the book value at December 31, 1993 and December 31, 1992, respectively, based upon current market rates on those dates.

During 1991 the Corporation entered into a new long-term variable rate borrowing of $70,000,000 from Swiss Bank Corporation, N.Y. in order to redeem the 12.20% Series A notes. This long-term borrowing is payable in semi-annual installments of $7,000,000 due April and October. The interest rate at December 31, 1993 and 1992 was 3.75% and 3.5% respectively.

During 1992 the Corporation redeemed $21,615,000 of the outstanding principal amounts of the 12.375% Series B notes, which was funded through short-term borrowings from a Bank. A $3,197,940 extraordinary loss on early redemption resulted from this transaction.

5. RELATED PARTY TRANSACTIONS

The Corporation and the Partnership have no salaried employees and their officers are employees of Dow. Dow performs management services for both and is reimbursed for actual cash expenditures, including an allocation of general overhead and administrative expenses, none of which are material to the Corporation.

6. CASH FLOW

Prior years statement of cash flows have been restated to conform with current year presentations. Additionally, the cash payments for interest for the years ended December 31, 1993, 1992 and 1991 were $11,365,099; $14,063,691 and
$20,238,577, respectively.

EXHIBIT INDEX

3.1 Certificate of Incorporation of the Corporation (incorporated by reference to Registration Statement No. 2-85622, Exhibit 3.1)

3.2 By-laws of the Corporation (incorporated by reference to Registration Statement No. 2-85622, Exhibit 3.2)

4.1 Form of Series B Notes (incorporated by reference to Registration Statement No. 2-93612, Exhibit A to Exhibit 4.3)

4.2 Indenture dated as of February 15, 1984 between the Corporation and The Royal Bank and Trust Company, trustee (the "Trustee")(incorporated by reference to Registration Statement No. 2-85622,Exhibit 4.2)

4.3 Form of Supplement No. 2 to Indenture (incorporated by reference to Registration Statement No. 2-93612, Exhibit 4.3)

4.4 Form of Partnership Note of the Partnership (incorporated by reference to Registration Statement No. 2-85622, exhibit A to Exhibit 4.9)

4.5 Cash Deficiency Agreement dated as of March 1, 1983, among Dofinco, Inc., Pretiss Glycol Company and Scotlene, Inc. (the "Partners") and the Partnership (incorporated by reference to Registration Statement No. 2-85622, Exhibit 4.5)

4.6 Guarantee Agreement dated as of March 1, 1983, between Dow and the Partnership (incorporated by reference to Registration Statement No. 2-85622,
Exhibit 4.6)

4.7 Guarantee Agreement dated as of March 1, 1983, between Union Carbide Corporation and the Partnership (incorporated by reference to Registration Statement No. 2-85622, Exhibit 4.7)

4.8 Guarantee Agreement dated as of March 1, 1983, between Shell Canada Limited and the Partnership (incorporated by reference to Registration Statement No. 2-85622, Exhibit 4.8)

4.9 Financing Agreement dated as of February 15, 1984 between the Corporation and the Partnership (incorporated by reference to Registration Statement No. 2-85622, Exhibit 4.9)

4.10 Form of Consent Assignment and Agreement among the Partners, the Partnership and the Trustee (incorporated by reference to Registration Statement No. 2-85622, Exhibit 4.9)

4.11 Partnership Agreement dated as of February 9, 1983, among the Partners (incorporated by reference to Registration Statement No. 2-85622, Exhibit 4.11)

26   Form T-l Statement of of Eligibility and Qualification under the Trust
Indenture Act of 1939 of the Trustee (incorporated by reference to Registration Statement No. 2-93612, Exhibit 26)