Form 10-Q
period 1994-03-31
DCS CAPITAL CORP
filed 1994-05-12
CIK 711054

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1994          Commission file number 2-85622

                         DCS CAPITAL CORPORATION
          (Exact name of registrant as specified in its charter)

           Delaware                              38-2449183
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)              Identification No.)

     2030 Dow Center, Midland, Michigan             48674
  (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code  (517) 636-1000

    Not Applicable
   (Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        Yes  X       No

300 shares of common stock, par value $1.00 per share, were outstanding at March 31, 1994.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The balance sheets of the DCS Capital Corporation as of March 31, 1994 and December 31, 1993, statements of income and expenses for the three months and nine months ended March 31, 1994 and 1993, and cash flows for nine months ended March 31, 1994 and 1993, and notes thereto are attached.

The unaudited interim financial statements referred to above reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods covered.

                          DCS CAPITAL CORPORATION
                              BALANCE SHEETS

                                               March 31,        Dec. 31,
                                                  1994            1993
Assets
Current Assets:

 Cash and Cash Equivalents                            $300            $300
 Receivables from DCS Capital Partnership       43,061,783      46,387,812
  Total Current Assets                          43,062,083      46,388,112
Receivables from DCS Capital
 Partnership - Long Term                        95,027,887      95,022,269

TOTAL ASSETS                                  $138,089,970    $141,410,381

Liabilities and Stockholder's Equity

Current Liabilities:

 Accounts Payable                                   $3,500          $3,500
 Notes Payable                                  24,603,000     $30,388,000
 Long-term debt due within one year             14,000,000      14,000,000
 Accrued interest                                4,455,283       1,996,312
 Total Current Liabilities                      43,061,783      46,387,812

Long-term Debt                                  95,027,887      95,022,269

Stockholder's Equity:

 Common stock ($1 par value; authorized,
  issued, and outstanding, 300 shares)                 300             300

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY    $138,089,970    $141,410,381


                          DCS CAPITAL CORPORATION
                      STATEMENTS OF INCOME AND EXPENSES

                                                  Three Months Ended
                                               March 31,        March 31,
                                                  1994            1993

Interest and Other Income:

 Interest earned on advances
  to DCS Capital Partnership                    $2,713,067      $2,819,529
 Reimbursement for early
  debt redemptions                                       0               0
 Administrative Fees from
  DCS Capital Partnership                           22,464          33,032

Total Income                                    $2,735,531      $2,852,561

Interest and Other Expenses:

 Interest on short-term debt                      $251,382        $243,095
 Interest on long-term debt                      2,461,685       2,576,434
 Administrative and other
  expenses                                          22,464          33,032

Total Expenses                                   2,735,531       2,852,561


                          DCS CAPITAL CORPORATION
                         STATEMENTS OF CASH FLOWS

                                                   Three Months Ended
                                                March 31        March 31
                                                  1994            1993

Net Income                                              $0              $0

Cash Flows from Operating Activities:
 Amortization of Discount on Notes                   5,618           5,617
 Decrease (Increase) in Accounts Receivable      3,326,029       3,221,265
 Increase in Accrued Interest                    2,458,971       2,563,735

Net Cash Provided (Used) by Operations           5,790,618       5,790,617

Cash Flows from Financing Activities:
 Proceeds of Bank of America Notes              79,557,000      77,005,000
 Repayment of American Notes                   (85,342,000)    (82,790,000)

Net Cash Used by Financing Activities           (5,785,000)     (5,785,000)

Cash Flows from Investing Activities:
 Increase in Long-Term Receivables                  (5,618)         (5,617)


Net Change in Cash                                       0               0
Cash Beginning Balance                                 300             300

Cash Ending Balance                                   $300            $300


                          DCS CAPITAL CORPORATION

ITEM I - NOTES TO FINANCIAL STATEMENTS

Note 1.  Summarized Financial Statements of DCS Capital Partnership

                                 BALANCE SHEET

                                               March 31,        Dec. 31,
                                                  1994            1993

Assets:

  Cash                                              $1,010            $783
  Due from Novacor Chemicals Ltd.:
    Note receivable                            137,193,201     140,512,391
    Accrued interest                               921,686         923,134

  Investment in DCS Capital Corporation                300             300

    Total                                     $138,116,197    $141,436,608


Liabilities and Partners' Capital:

    Payable to DCS Capital Corporation         138,089,670     141,410,081
    Accounts Payable                                25,927          25,927
    Partners' Capital                                  600             600

Total                                         $138,116,197    $141,436,608


                          DCS CAPITAL CORPORATION

ITEM I - NOTES TO FINANCIAL STATEMENTS

Note 1. (Continued)

                             DCS PARTNERSHIP
                     STATEMENTS OF INCOME AND EXPENSES


                                                  Three Months Ended
                                               March 31,        March 31,
                                                  1994            1993
Income:

 Interest on loans to
  Novacor Chemicals Ltd.                        $2,739,031      $2,855,730

  Total                                         $2,739,031      $2,855,730


Expenses:

 Reimbursement for loss on
  early debt redemption
  by DCS Capital Corporation

Interest on advances from
 DCS Capital Corporation                        $2,713,067      $2,819,529

 Administrative Expenses:
 Paid to DCS Capital
  Corporation                                       22,464          33,032
 Other                                               3,500           3,169

Total                                           $2,739,031      $2,855,730

                          DCS CAPITAL CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

During the first three months of 1994, Novacor Chemicals Ltd., continued repaying its loan from DCS Capital Partnership. These funds were used by DCS Capital Partnership to repay a loan from DCS Capital Corporation (the Corporation). The Corporation then used the funds to pay interest and principal on its outstanding debt.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereupon duly authorized.

                                             DCS CAPITAL CORPORATION

Date:  May 6, 1994                                     J. P. Reinhard
                                                          President