Form 10-Q
period 1994-06-30
DCS CAPITAL CORP
filed 1994-07-27
CIK 711054

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1994          Commission file number 2-85622



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                     Yes  X       No

300 shares of common stock, par value $1.00 per share, were outstanding at June 30, 1994.


                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The balance sheets of the DCS Capital Corporation as of June 30, 1994 and December 31, 1993, statements of income and expenses for the three months and six months ended June 30, 1994 and 1993, and cash flows for six months ended June 30, 1994 and 1993, and notes thereto are attached.

The unaudited interim financial statements referred to above reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods covered.

                          DCS CAPITAL CORPORATION

                              BALANCE SHEETS

                                                         June 30,     Dec. 31,
                                                           1994          1993
Assets

Current Assets:

 Cash and Cash Equivalents                                   $300         $300
 Receivables from DCS Capital Partnership              46,810,331   46,387,812
  Total                                                46,810,631   46,388,112
Receivables from DCS Capital
 Partnership - Long Term                               88,033,505   95,022,269

Total                                                $134,844,136 $141,410,381



Liabilities and Stockholder's Equity

Current Liabilities:

 Accounts Payable                                         $19,000       $3,500
 Notes Payable                                         30,830,000   30,388,000
 Long-term debt due within one year                    14,000,000   14,000,000
 Accrued interest                                       1,961,331    1,996,312
 Total                                                 46,810,331   46,387,812

Long-term Debt                                         88,033,505   95,022,269

Stockholder's Equity:

 Common stock ($1 par value; authorized,
  issued, and outstanding, 300 shares)                        300          300

Total                                                $134,844,136 $141,410,381


                          DCS CAPITAL CORPORATION

                      STATEMENTS OF INCOME AND EXPENSES

                               Three Months Ended            Six Months Ended
                              June 30,    June 30,       June 30,     June 30,
                                1994        1993           1994          1993

Interest and Other Income:

 Interest earned on advances
  to DCS Capital Partnership $2,818,925  $2,555,596    $5,531,992   $5,675,124
 Administrative Fees from
  DCS Capital Partnership        60,296      37,946        82,760       70,879

Total Income                 $2,879,221  $2,593,542    $5,614,752   $5,746,003

Interest and Other Expenses:

 Interest on short-term debt   $354,436    $279,162      $605,818     $522,257
 Interest on long-term debt   2,464,489   2,576,434     4,926,174    5,152,867
 Administrative and other
  expenses                       60,296      37,946        82,760       70,979

Total Expenses               $2,879,221  $2,893,542    $5,614,752   $5,746,103


                          DCS CAPITAL CORPORATION

                         STATEMENTS OF CASH FLOWS

                                                     Six Months Ended June 30,
                                                           1994          1993

Net Income                                                   $0            $0

Cash Flows from Operating Activities:
 Decrease (Increase) in Accounts Receivable            (422,519)     (486,680)
 Increase in Accounts Payables                           15,500           0
 Increase (Decrease) in Accrued Interest                (34,981)      (58,320)
 Amortization of Discount on Notes                       11,235        11,235

Net Cash Provided (Used) by Operations                 (430,765)     (533,765)

Cash Flows from Financing Activities:
 Proceeds of Bank of America Notes                  189,643,759   185,270,000
 Repayment of American Notes                       (189,201,759) (184,725,000)
 Repayment of Swiss Notes                            (7,000,000)   (7,000,000)

Net Cash Used by Financing Activities                (6,558,000)   (6,455,000)

Cash Flows from Investing Activities:
 Decrease in Long-Term Receivables                    6,988,765     6,988,765


Net Change in Cash                                            0             0
Cash Beginning Balance                                      300           300

Cash Ending Balance                                        $300          $300


                          DCS CAPITAL CORPORATION

ITEM I - NOTES TO FINANCIAL STATEMENTS

Note 1.  Summarized Financial Statements of DCS Capital Partnership

                                 BALANCE SHEET

                                                       June 30,      Dec. 31,
                                                         1994          1993

Assets:

  Cash                                                   $3,613          $783
  Due from Novacor Chemicals Ltd.:
    Note receivable                                 133,874,010   140,512,391
    Accrued interest                                    951,138       923,134


  Investment in DCS Capital Corporation                     300           300

    Total                                          $134,829,061  $141,436,608


Liabilities and Partners' Capital:

    Payable to DCS Capital Corporation              134,809,462   141,432,508
    Payable to The Dow Chemical Company                  18,999         3,500
    Partners' Capital                                       600           600

Total                                              $134,829,061  $141,436,608


                          DCS CAPITAL CORPORATION

ITEM I - NOTES TO FINANCIAL STATEMENTS

Note 1. (Continued)

                             DCS PARTNERSHIP
                     STATEMENTS OF INCOME AND EXPENSES


                               Three Months Ended            Six Months Ended
                            June 30,     June 30       June 30,      June 30,
                              1994        1993           1994          1993
Income:

 Interest on loans to
  Novacor Chemicals Ltd.    $2,844,925  $2,897,042    $5,583,956    $5,752,772

  Total                     $2,844,925  $2,897,042    $5,583,956    $5,752,772





Expenses:

Interest on advances from
 DCS Capital Corporation    $2,818,925  $2,855,596    $5,531,992    $5,675,124


Administrative Expenses:
 Paid to DCS Capital
  Corporation                   22,500      37,946        44,964        70,648
 Other                           3,500       3,500         7,000         7,000

Total                       $2,844,925  $2,897,042    $5,583,956    $5,752,772



                          DCS CAPITAL CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

During the first six months of 1994, Novacor Chemicals Ltd., continued repaying its loan from DCS Capital Partnership. These funds were used by DCS Capital Partnership to repay a loan from DCS Capital Corporation
(the Corporation).
The Corporation then used the funds to pay interest and principal on its outstanding debt.


                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereupon duly authorized.





                                         DCS CAPITAL CORPORATION


Date:                                              J. P. Reinhard
July 20, 1994                                       J. P. Reinhard
                                                      President