Form 10-Q
period 1994-09-30
DCS CAPITAL CORP
filed 1994-11-08
CIK 711054

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1994          Commission file number 2-85622



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

300 shares of common stock, par value $1.00 per share, were outstanding at September 30, 1994.


                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The balance sheets of the DCS Capital Corporation as of Sep. 30, 1994 and December 31, 1993, statements of income and expenses for the three months and nine months ended Sep. 30, 1994 and 1993, and cash flows for nine months ended Sep. 30, 1994 and 1993, and notes thereto are attached.

The unaudited interim financial statements referred to above reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods covered.

                          DCS CAPITAL CORPORATION

                              BALANCE SHEETS

                                                     September 30,   Dec. 31,
                                                         1994          1993
Assets

Current Assets:

 Cash and Cash Equivalents                                   $300          $300
 Receivables from DCS Capital Partnership              43,518,737    46,387,812
  Total                                                43,519,037    46,388,112
Receivables from DCS Capital
  Partnership - Long Term                              88,039,122    95,022,269

Total                                                $131,558,159  $141,410,381



Liabilities and Stockholder's Equity

Current Liabilities:

 Accounts Payable                                          $3,950        $3,500
 Notes Payable                                         24,884,000    30,388,000
 Long-term debt due within one year                    14,000,000    14,000,000
 Accrued interest                                       4,630,787     1,996,312
 Total                                                 43,518,737    46,387,812


Long-term Debt                                         88,039,122    95,022,269

Stockholder's Equity:

 Common stock ($1 par value; authorized,
  issued, and outstanding, 300 shares)                        300           300

Total                                                $131,558,159  $141,410,381


                          DCS CAPITAL CORPORATION

                      STATEMENTS OF INCOME AND EXPENSES

                               Three Months Ended            Nine Months Ended
                             Sept. 30,   Sept. 30,     Sept. 30,     Sept. 30,
                                1994        1993           1994          1993

Interest and Other Income:

 Interest earned on advances
  to DCS Capital Partnership $3,030,060  $2,830,668    $8,562,052    $8,505,793
 Administrative Fees from
  DCS Capital Partnership         3,950      14,514        86,709        85,493

Total Income                 $3,034,010  $2,845,182    $8,648,761    $8,591,286

Interest and Other Expenses:

 Interest on short-term debt   $371,589    $248,791      $985,589      $771,048
 Interest on long-term debt   2,658,471   2,581,877     7,576,463     7,734,745
 Administrative and other
  expenses                        3,950      14,514        86,709        85,493

Total Expenses               $3,034,010  $2,845,182    $8,648,761    $8,591,286


                          DCS CAPITAL CORPORATION

                         STATEMENTS OF CASH FLOWS

                                                Nine Months Ended September 30,
                                                         1994          1993

Net Income                                                     $0            $0

Cash Flows from Operating Activities:
 Decrease (Increase) in Accounts Receivable             2,869,075     2,884,997
 Increase in Accounts Payables                                450         3,500
 Increase (Decrease) in Accrued Interest                2,634,475     2,516,503
 Amortization of Discount on Notes                         16,853        16,853

Net Cash Provided (Used) by Operations                  5,520,853     5,421,853

Cash Flows from Financing Activities:
Proceeds of Bank of America Notes                     270,386,759   263,560,000
 Repayment of American Notes                        (275,890,759) (268,965,000)
 Repayment of Swiss Notes                             (7,000,000)   (7,000,000)

Net Cash Used by Financing Activities                (12,504,000)  (12,405,000)

Cash Flows from Investing Activities:
 Decrease in Long-Term Receivables                      6,983,147     6,983,147


Net Change in Cash                                              0             0
Cash Beginning Balance                                        300           300

Cash Ending Balance                                          $300          $300


                          DCS CAPITAL CORPORATION

ITEM I - NOTES TO FINANCIAL STATEMENTS

Note 1.  Summarized Financial Statements of DCS Capital Partnership

                                 BALANCE SHEET

                                                         Sept. 30,     Dec. 31,
                                                           1994          1993

Assets:

  Cash                                                       $100          $783
  Due from Novacor Chemicals Ltd.:
    Note receivable                                   130,554,820   140,512,391
    Accrued interest                                      991,366       923,134

  Investment in DCS Capital Corporation                       300           300

    Total                                            $131,546,586  $141,436,608


Liabilities and Partners' Capital:

    Payable to DCS Capital Corporation                131,520,064   141,410,081
    Payable to The Dow Chemical Company                    25,922        25,927
    Partners' Capital                                         600           600

Total                                                $131,546,586  $141,436,608

                        DCS CAPITAL CORPORATION

ITEM I - NOTES TO FINANCIAL STATEMENTS

Note 1. (Continued)

                             DCS PARTNERSHIP
                     STATEMENTS OF INCOME AND EXPENSES


                               Three Months Ended            Nine Months Ended
                              Sept. 30    Sept. 30       Sept. 30,    Sept. 30,
                                1994        1993           1994          1993
Income:

 Interest on loans to
  Novacor Chemicals Ltd.     $3,037,515  $2,848,682    $8,621,471    $8,601,454

  Total                      $3,037,515  $2,848,682    $8,621,471    $8,601,454

Expenses:

Interest on advances from
 DCS Capital Corporation     $3,030,060  $2,830,668    $8,562,052    $8,505,792

Administrative Expenses:
  Paid to DCS Capital
  Corporation                     3,950      14,514        48,914        85,162
 Other                            3,505       3,500        10,505        10,500

Total                        $3,037,515  $2,848,682    $8,621,471    $8,601,454



                          DCS CAPITAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the first nine months of 1994, Novacor Chemicals Ltd., continued repaying its loan from DCS Capital Partnership. These funds were used by DCS Capital Partnership to repay a loan from DCS Capital Corporation (the Corporation). The Corporation then used the funds to pay interest and principal on its outstanding debt.

On September 12, 1994, DCS Capital Corporation notified the holders of its 12.375% Series B Debentures due October 15, 1996, of their intent to redeem all outstanding amounts for the redemption price of 103% of the principal plus accrued interest. On October 15, 1994, U.S. $67,085,000 of principal was redeemed resulting in an extraordinary loss of $2,057,491. The redemption was made in accordance with the terms and conditions of the Debentures.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereupon duly authorized.

                                         DCS CAPITAL CORPORATION


Date:                                              J. P. Reinhard
November 7, 1994                                   J. P. Reinhard
                                                      President