Form 10-K
period 1994-12-31
DCS CAPITAL CORP
filed 1995-03-23
CIK 711054

SECURITIES AND EXCHANGE COMMISSION

                     Washington, DC  20549

                           FORM 10-K

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 1994  Commission file number 2-85622


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


  Securities registered pursuant to Section 12(b) of the Act:      NONE


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

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of March 10, 1995, there were 300 shares of common stock outstanding.

The registrant qualifies under General Instruction J(l)(a) and
(b) of Form 10-K and is filing this Form using the reduced disclosure format described in General Instruction J(2).

                            DCS CAPITAL CORPORATION
                          ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                               TABLE OF CONTENTS

                                     PART I                     Page

Item 1.   Business...........................................     3
Item 2.   Properties.........................................     3
Item 3.   Legal Proceedings..................................     3
Item 4.   Submission of Matters to a Vote of Security Holders.    *
          Executive Officers of the Registrant...............     *


                                     PART II

Item 5.   Market for the Registrant's Common Stock and
            Related Stockholder Matters......................     3
Item 6.   Selected Financial Data............................     *
Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............     4
Item 8.   Financial Statements and Supplementary Data........     5
Item 9.   Changes In and Disagreements with Accountants
            on Accounting and Financial Disclosure...........     6


                           PART III

Item 10.  Directors and Executive Officers of the Registrant.     *
Item 11.  Executive Compensation.............................     *
Item 12.  Security Ownership of Certain Beneficial Owners
             and Management..................................     *
Item 13.  Certain Relationships and Related Transactions.....     *


                            PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K................................     7


*  Omitted pursuant to the provisions of General Instruction J of Form 10-K.

                            PART I

Item 1.  Business

                        The Corporation

DCS Capital Corporation (the "Corporation") was incorporated in November 1982 under Delaware law. The Corporation was organized to assist DCS Capital Partnership (the "Partnership") in raising funds in connection with the Partnership's contractual obligation to finance approximately 76% of the construction and start-up costs, and certain deferred costs, of an ethylene plant designed and constructed by Dow Chemical Canada Inc. near Joffre, Alberta, Canada, for Novacor Chemicals Ltd. The ethylene plant was completed in 1984 at a cost of approximately $337 million and is designed to produce 1.5 billion pounds per year of polymer grade ethylene using ethane as feedstock.

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

See also Notes 1 and 2 to the financial statements for a further discussion of the business of the Corporation and the Partnership.


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


Item 4.   Submission of Matters to a Vote of Security Holders

Omitted pursuant to General Instruction J of Form 10-K.


                            PART II

Item 5.   Market for the Registrant's Common Stock and Related Stockholder
Matters

The common stock of the Corporation is wholly owned by the Partnership and does not trade in any securities market. The
Corporation has does not pay dividends and does not intend to pay dividends in the foreseeable future.

Item 6.  Selected Financial Data

Omitted pursuant to General Instruction J of Form 10-K.

Item 7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The Corporation's only business has been to secure funds to loan to the Partnership. This has been accomplished through the issuance of debt securities as well as short-term borrowings. The proceeds from these activities have either been loaned to the Partnership or used to service the Corporation's outstanding debt. On October 15, 1984, the Corporation issued $100,000,000 of 12.375% Series B Debentures due October 15, 1996. In 1986, $11,300,000 of principal was redeemed. During 1992, $21,615,000 of principal was redeemed resulting in a $3,167,940 extraordinary loss on early redemption. On October 5, 1994, the Corporation entered into a $150,000,000 credit agreement with the Royal Bank of Canada. The agreement included a $100,000,000 term loan and a $50,000,000 revolving credit agreement. In addition to the proceeds from the term loan the Corporation borrowed $34,109,000 under the revolving credit agreement for total proceeds of $134,109,000 which were used to redeem outstanding debt. On October 15, 1994, the remaining $67,085,000 of 12.375% Series B Debentures were redeemed resulting in an extraordinary loss of $2,057,491. The redemption was made in accordance with the terms and conditions of the Debentures. As a result of the redemption of the Series B Debentures, the Corporation's debt will be held by fewer than 300 holders of record. Therefore, the Corporation does not intend to file future reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. On October 15, 1994, the Corporation also retired a $35,000,000 loan from Swiss Bank Corporation and terminated a revolving credit agreement with Bank of America which required a final payment of $24,884,000 plus accrued interest. During 1994 Novacor Chemicals Ltd. continued repaying its loans from the Partnership, which in turn made payments to the Corporation.

Administrative expenses decreased from 1992 to 1993 by $68,263 due to the reduced financing activity during 1993 and administrative expenses increased $84,629 from 1993 to 1994 due to the refinancing that took place during October, 1994.

The Corporation believes that it has ample liquidity for its business. In addition, the terms of its agreement with the Partnership and the Partnership's relationship with the general partners, as described in Note 1 to the financial statements, assure that the Corporation's fixed charge coverage ratio will be maintained at 1.0.

Item 8.  Financial Statements and Supplementary Data

(a) Index to financial statements presented elsewhere in this Annual Report:

                                                          Page
Independent Auditors' Report........................        9
Balance Sheets, December 31, 1994 and 1993..........       10
Statements of Income and Expenses for the Years Ended
   December 31, 1994, 1993, and 1992................       11
Statements of Cash Flows for the Years Ended
December 31, 1994, 1993 and 1992....................       12
Notes to Financial Statements.......................       13-15

(b) Selected Quarterly Financial Data - Unaudited (in thousands):


1994                        1st Qtr    2nd Qtr   3rd Qtr    4th Qtr       Year
Interest on Partnership
  advances...................$2,713     $2,819    $3,030     $2,107    $10,669

Reimbursement for early
  debt redemption(*)         $    0     $    0    $    0     $2,057    $ 2,057

  Interest expense...........$2,713     $2,819    $3,030     $2,107    $10,669

Extraordinary loss on early
  debt redemption(*)         $    0     $    0    $    0     $2,057    $ 2,057


1993                        1st Qtr    2nd Qtr   3rd Qtr    4th Qtr       Year
Interest on Partnership
  advances...................$2,820     $2,855    $2,831     $2,767    $11,273

Interest expense.............$2,820     $2,855    $2,831     $2,767    $11,273

(*) See note 4 to the financial statements.

No dividends were paid and the Corporation's common stock does not trade in any securities market.

Note - other supplementary data is omitted because it is not applicable.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no reported disagreements on any matter of accounting principles, procedures or financial disclosures in 1994 with the independent auditors.


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



                            PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

1. Financial statements and independent auditors' report: See
     Item 8 of this Annual Report (page 5).

2. Financial statement schedules: Schedules are omitted because of the absence of the conditions under which they are required.

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed for the three months ended December 31, 1994.


                          SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 1995.


                                        DCS CAPITAL CORPORATION



                                        By
                                          J. P. Reinhard, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Signatures                      Title                 Date


                                Director
R. C. Bass

                                Director
C. L. Williams

                                Director
B. Taylorson

                                President
J. P. Reinhard                  (Principal Financial
                                Officer, Principal
                                Accounting Officer)


                 INDEPENDENT AUDITORS' REPORT


DCS Capital Corporation:

We have audited the accompanying balance sheets of DCS Capital Corporation as of December 31, 1994 and 1993, and the related statements of income and expenses, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of DCS Capital Corporation at December 31, 1994 and 1993 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Midland, Michigan

March 13, 1995

                    DCS CAPITAL CORPORATION

                        BALANCE SHEETS


                                              December 31,
                                             1994          1993
ASSETS

CURRENT ASSETS:
Cash                                    $         300   $       300
Receivables from DCS Capital
  Partnership Current (Note 2)             43,297,895    46,387,812
Total Current Assets                       43,298,195    46,388,112

Receivables from DCS Capital
  Partnership Long-term (Note 2)           86,800,000    95,022,269
TOTAL ASSETS                            $ 130,098,195  $141,410,381


LIABILITIES AND STOCKHOLDER'S EQUITY


CURRENT LIABILITIES:
Accounts Payable                          $     7,450   $     3,500
Notes Payable (Note 3)                     28,769,300    30,388,000
Long-term debt due within one year         13,200,000    14,000,000
(Note 4 )
Accrued Interest                            1,321,145     1,996,312
Total Current Liabilities                  43,297,895    46,387,812

LONG-TERM DEBT (Note 4)                    86,800,000    95,022,269

STOCKHOLDER'S EQUITY:
Common stock ($1 par value; authorized,
issued
  and outstanding, 300 shares) (Note 1)           300           300
TOTAL LIABILITIES AND STOCKHOLDER'S
EQUITY                                   $ 130,098,195 $141,410,381

See notes to financial statements.
                    DCS CAPITAL CORPORATION

               STATEMENTS OF INCOME AND EXPENSES

                                Year Ended      Year Ended     Year Ended
                               December 31,    December 31,    December 31,
                                   1994            1993            1992
INTEREST AND OTHER INCOME:
Interest earned on advances to DCS
  Capital Partnership (Note 1)  $ 10,668,717   $ 11,273,404    $ 12,955,574
  Reimbursement for early debt
  redemption                       2,057,491                      3,197,940
Administrative fees from DCS
  Capital Partnership                207,476        140,636         208,899
TOTAL INCOME                    $ 12,933,684   $ 11,414,040    $ 16,362,413

INTEREST AND OTHER EXPENSES:
Interest on short-term debt     $  1,391,704   $  1,060,018    $    861,240
Interest on long-term debt         9,277,013     10,213,386      12,094,334
Administrative expenses (Note 5)     207,476        140,636         208,899
Total Expenses before
extraordinary loss                10,876,193     11,414,040      13,164,473

Extraordinary loss on early
  redemption of debt (Note 4)   $  2,057,491               0      3,197,940

TOTAL EXPENSES                  $ 12,933,684   $  11,414,040   $ 16,362,413



See notes to financial statements.

                    DCS CAPITAL CORPORATION

                   STATEMENTS OF CASH FLOWS

                                      Year Ended     Year Ended    Year Ended
                                     December 31,   December 31,  December 31,
                                         1994           1993          1992
Cash Flows from Operating Activities:

 Net Income                            $        0     $        0   $        0
 Amortization of Discount on Notes         17,789         22,470       24,245
 Decrease (Increase) in
    Accounts Receivable                 3,089,917       (779,805) (21,861,884)
 Increase (Decrease) in Accrued Interest (675,167)       (91,695)  (1,108,117)
 Increase (Decrease) in Accounts Payable    3,950          3,500            0

Net Cash Provided (Used) in
  Operating Activities                  2,436,489       (845,530) (22,945,756)

Cash Flows from Financing Activities:

 Proceeds from short-term loans       363,577,060    407,108,000  324,355,000
 Repayment of short-term loans       (365,195,759)  (406,240,000)(301,385,000)
 Proceeds from long-term debt         100,000,000              0            0
 Repayment of long-term debt         (111,142,491)   (14,000,000) (38,812,940)
 Discount on notes repaid                  44,941              0       32,228
 Loss on Early Redemption               2,057,491                   3,197,940

Net Cash (Used) in
  Financing Activitites               (10,658,758)   (13,132,000) (12,612,772)

Cash Flows from Investing Activities:

 Collections of Long-term Receivables   8,222,269     13,977,530   35,558,528

Net Change in Cash                              0              0            0
Cash at Beginning of Year                     300            300          300

Cash at End of Year                    $      300     $      300   $      300

Supplemental Information
 Cash Payments for interest          $ 11,326,094   $ 11,365,099 $ 14,063,691


                             DCS CAPITAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


1.   ORGANIZATION

DCS Capital Corporation (the "Corporation") is a Delaware corporation wholly owned by DCS Capital Partnership (the "Partnership"), a Delaware partnership, the general partners of which are Dofinco Inc., Prentiss Glycol Company and Scotlene, Inc. The general partners are wholly owned subsidiaries of The Dow Chemical Company ("Dow"), Union Carbide Chemicals and Plastics Company, Inc., and Shell Canada Limited, respectively. The Corporation was incorporated on November 22, 1982, and was organized to assist the Partnership in raising funds to finance approximately 76 percent of the construction and start-up costs and certain deferred costs of an ethylene plant near Joffre, Alberta, Canada for Novacor Chemicals Ltd. ("Novacor"), an unrelated party.

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


2.   RECEIVABLES FROM DCS CAPITAL PARTNERSHIP

Receivables from the Partnership represent the net proceeds from the Corporation's borrowings that have been loaned to the Partnership, related accrued interest and other amounts for reimbursement of expenses. Advances and accrued interest thereon are evidenced by Partnership notes that are due at the same times and in the same amounts as principal, earned discount, interest and premium, if any, on the Corporation's borrowings. The Partnership notes bear interest at a variable interest rate based on the aggregate interest and amortization of discount on the Corporation's borrowings, which was approximately 6.05 percent at December 31, 1994, 7.87 percent at December 31, 1993 and 8.03 percent at December 31, 1992, respectively. The fair value of the current portion of the receivables approximates the book value. The fair value of the long-term portion is equal to the fair value of the long-term debt as disclosed in footnote 4. The Partnership notes are secured by certain rights of the Partnership under a Cash Deficiency Agreement among the partners and the Partnership.
In addition, the performance of each partner pursuant to the Cash Deficiency Agreement has been guaranteed by each partner's respective parent company (see Note 1). The Partnership notes are pledged as security for repayment of the Corporation's borrowings.


The summarized financial statements of the Partnership are as follows:

                         BALANCE SHEET

                                     December 31,             December 31,
                                         1994                    1993
Assets:
Cash                                    $         587           $         783
Due from Novacor Chemicals, Ltd.:
 Note receivable                          127,235,630             140,512,391
 Accrued interest and other                 2,853,605                 923,134
Investment in DCS Capital Corporation             300                     300
Total Assets                            $ 130,090,122           $ 141,436,608


Liabilities and Partners' Capital:
Payable to DCS Capital Corporation:
Notes and accrued interest              $ 127,851,927           $ 141,410,081
Accounts Payable                            2,237,595                  25,927
Partners' Capital                                 600                     600
Total                                   $ 130,090,122           $ 141,436,608



               STATEMENTS OF INCOME AND EXPENSE


                                     Year Ended    Year Ended    Year Ended
                                    December 31,   December 31,  December 31,
                                        1994          1993         1992
Interest Income:
Interest on loans to Novacor
    Chemicals Company Ltd.            12,909,894    11,427,708     16,369,133
TOTAL INCOME                         $12,909,894   $11,427,708    $16,369,133


Expenses:
  Reimbursement for Loss on
    early debt redemption by
    DCS Capital Corporation          $ 2,057,491   $         0    $ 3,197,940
  Interest on advances from
    DCS Capital Corporation           10,668,717    11,273,404     12,955,574
  Administrative expenses:
    Paid to DCS Capital Corporation      169,681       140,636        208,899
    Paid to others                        14,005        13,668          6,720
TOTAL EXPENSES                       $12,909,894   $11,427,708    $16,369,133

3.   NOTES PAYABLE

  During 1994, 1993 and 1992, the Corporation borrowed and
repaid several      short-term bank loans. The outstanding
balances were $28,769,300,    $30,388,000, and $29,520,000 at
December 31, 1994, 1993 and 1992, respectively. The interest rates on outstanding loans were 6.28%, 3.56% and 3.75% at December 31, 1994, 1993 and 1992, respectively.

4.   LONG-TERM DEBT

  Long-term debt is comprised of the following:

                                             December 31,     December 31,
                                                1994             1993

  12.375% Series B Debentures, due in 1996                    67,085,000
  Swiss Bank Corp., N.Y.....................                  28,000,000
  Royal Bank of Canada, due in 1999.........   86,800,000
                                               86,800,000     95,085,000
  Less unamortized debt discount............            0        (62,731)
  Total.....................................  $86,800,000    $95,022,269


  The notes are secured by related Partnership notes receivable
which are in   turn secured by the Cash Deficiency Agreement
referred to in Note 2.  The   long-term debt of the Corporation
had a fair value which approximated book     value at December
31, 1994 and $14 million more than the book value at December 31, 1993, respectively, based upon market rates on those dates.

  During 1992,the Corporation redeemed $21,615,000 of the
outstanding principal    amounts of the 12.375% Series B
debentures, which was funded through    short-term borrowings
from a Bank. A $3,197,940 extraordinary loss on   early
redemption resulted from this transaction.

  During 1994 the Corporation entered into a credit agreement
with the Royal      Bank of Canada.  The agreement includes a
$100,000,000 term loan and a  $50,000,000 revolving facility.
The Corporation received proceeds of    $134,109,000   which
were used to redeem the 12.375% Series B debentures and     the
Swiss Bank Corporation note.  An extraordinary loss of
$2,057,491     resulted on the early redemption of the 12.375%
Series B debentures.  The     term loan is payable in quarterly
installments of $3,300,000 beginning in      January 1995.  The
average interest rate on the term loan is 5.98% at December 31, 1994.

5.   RELATED PARTY TRANSACTIONS

  The Corporation and the Partnership have no salaried
employees and their      officers are employees of Dow. Dow
performs management services for both and    is reimbursed for
actual cash expenditures, including an allocation of general overhead and administrative expenses, none of which is material
to the    Corporation.

                         EXHIBIT INDEX

3.1 --     Certificate of Incorporation of the Corporation
      (incorporated by reference to Registration Statement No.
      2-85622, Exhibit 3.1)

3.2 -- By-laws of the Corporation (incorporated by reference to Registration Statement No. 2-85622, Exhibit 3.2)

4.1 -- Form of Series B Notes (incorporated by reference to
      Registration Statement No. 2-93612, Exhibit A to Exhibit
      4.3)

4.2 --Indenture dated as of February 15, 1984 between the Corporation and The Royal Bank and Trust Company, trustee (the "Trustee")(incorporated by reference to Registration Statement No. 2-85622,Exhibit 4.2)

4.3 --Form of Supplement No. 2 to Indenture (incorporated by reference to Registration Statement No. 2-93612, Exhibit
      4.3)


4.4 -- Form of Partnership Note of the Partnership
      (incorporated by reference to Registration Statement No.
      2-85622, exhibit A to Exhibit 4.9)

4.5 --Cash Deficiency Agreement dated as of March 1, 1983, among Dofinco, Inc., Pretiss Glycol Company and
      Scotlene, Inc. (the "Partners") and the Partnership
      (incorporated by reference to Registration Statement No.
      2-85622, Exhibit 4.5)

4.6 --Guarantee Agreement dated as of March 1, 1983, between
      Dow and the Partnership (incorporated by reference to Registration Statement No. 2-85622, Exhibit 4.6)

4.7 --Guarantee Agreement dated as of March 1, 1983, between
      Union Carbide Corporation and the Partnership
      (incorporated by reference to Registration Statement No.
      2-85622, Exhibit 4.7)

4.8 --Guarantee Agreement dated as of March 1, 1983, between
      Shell Canada Limited and the Partnership (incorporated by reference to Registration Statement No. 2-85622,
      Exhibit 4.8)

4.9 --Financing Agreement dated as of February 15, 1984 between the Corporation and the Partnership
      (incorporated by reference to Registration Statement No.
      2-85622, Exhibit 4.9)

4.10 --    Form of Consent Assignment and Agreement among the
      Partners, the Partnership and the Trustee (incorporated by reference to Registration Statement No. 2-85622,
      Exhibit 4.9)

4.11 --    Partnership Agreement dated as of February 9, 1983,
      among the Partners (incorporated by reference to Registration Statement No. 2-85622, Exhibit 4.11)

26 -- Form T-l Statement of of Eligibility and Qualification under the Trust Indenture Act of 1939 of the Trustee
      (incorporated by reference to Registration Statement No.
      2-93612, Exhibit 26)